Form 10-Q
period 1999-03-31
COMPS COM INC
filed 1999-05-17
CIK 1080232

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal quarter ended March 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission File Number: 0-25913

                                COMPS.COM, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                  33-0645337
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


  9888 CARROLL CENTRE ROAD, SUITE 100
             SAN DIEGO, CA                                 92126-4581
(Address of principal executive offices)                   (Zip Code)


      Registrant's telephone number, including area code:  (619) 578-3000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    (1)  Yes [X]   No  [_]                 (2)   Yes [_]   No  [X]

The number of shares outstanding of the Registrant's common stock as of May 10, 1999, was 11,797,853.

===============================================================================

COMPS.COM, Inc.

INDEX

                                                                            Page
PART I -  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Balance Sheets at March 31, 1999 and
            December 31, 1998..............................................   1

          Condensed Statements of Operations for the three
            months ended March 31, 1999 and 1998...........................   2

          Condensed Statements of Cash Flows for the three
            months ended March 31, 1999 and 1998...........................   3

          Notes to Condensed Financial Statements..........................   4

ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................   6

ITEM 3.   Quantitative and Qualitative Disclosures About
            Market Risk....................................................  17


PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings................................................  18

ITEM 2.   Changes in Securities and Use of Proceeds........................  18

ITEM 3.   Defaults upon Senior Securities..................................  18

ITEM 4.   Submission of Matters to a Vote of Security Holders..............  19

ITEM 5.   Other Information................................................  19

ITEM 6.   Exhibits and Reports on Form 8-K.................................  19

Signatures.................................................................  20

PART I. - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

COMPS.COM, INC.
CONDENSED BALANCE SHEETS
(in thousands)
                                                  MARCH 31,        DECEMBER 31,
                                                    1999              1998
                                                  --------          --------
                                                 (UNAUDITED)         (NOTE)
Current assets:
  Cash and cash equivalents                       $    126          $    378
  Accounts receivable                                2,328             3,166
  Prepaid expenses                                     150               184
                                                  --------          --------
Total current assets                                 2,604             3,728
Furniture and equipment, net                         1,574             1,471
Intangible assets, net                               3,216             3,179
Deposits and other assets                              370                36
                                                  --------          --------
Total assets                                      $  7,764          $  8,414
                                                  ========          ========
Current liabilities:
    Accounts payable                                   770               531
    Accrued liabilities                                980             1,020
    Current portion of capital lease
     obligations                                        42                49
    Current portion of long-term debt                1,042               979
    Deferred subscription revenue                    5,768             5,503
                                                  --------          --------
Total current liabilities                            8,602             8,082

Long-term debt, less current portion                 1,273             1,101
Capital lease obligations, less current
 portion                                                15                22
Deferred rent                                           63                71
                                                  --------          --------
Total liabilities                                    9,953             9,276

Redeemable convertible preferred stock               7,036             7,009

Stockholders' deficit:
    Common stock                                        30                30
    Additional paid-in capital                       7,713             7,745
    Warrants                                           398               398
    Deferred compensation                           (4,154)           (4,487)
    Accumulated deficit                            (13,212)          (11,557)
                                                  --------          --------
Total stockholders' deficit                         (9,225)           (7,871)
Total liabilities and stockholders' deficit       $  7,764          $  8,414
                                                  ========          ========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Financial Statements.

COMPS.COM, INC.
Condensed Statements of Operations - Unaudited
(in thousands, except per share data)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   --------------------------
                                                      1999            1998
                                                   ----------      ----------
Net revenues                                       $    3,515      $    3,025
Cost of revenues                                        1,811           1,287
                                                   ----------      ----------
Gross profit                                            1,704           1,738
Operating expenses:
  Selling and marketing                                 1,592             909
  Product development and engineering                     500             212
  General and administrative                            1,200             708
                                                   ----------      ----------
  Total operating expenses                              3,292           1,829

Loss from operations                                   (1,588)            (91)

Other expense, net                                        (67)            (82)
                                                   ----------      ----------

 Net loss                                              (1,655)           (173)
 Dividend accretion on preferred stock                     92              87
 Net loss attributable to common stockholders      $   (1,747)     $     (260)
                                                   ==========      ==========

Net loss per share attributable to common
 stockholders, basic and diluted                   $    (0.49)     $    (0.07)
                                                   ==========      ==========

Shares used in computing net loss per share,
 basic and diluted                                  3,533,533       3,501,626
                                                   ==========      ==========

See Notes to Condensed Financial Statements.

COMPS.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -----------------------
                                                                   1999             1998
                                                                  -------          ------
OPERATING ACTIVITIES
Net loss                                                          $(1,655)         $ (173)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
   Depreciation and amortization                                      340             184
   Compensation expense related to stock options                      328               1
   Provision for bad debts                                             64              78
   Interest imputed on note payable to TRW REDI                         8              10
   Changes in operating assets and liabilities, net of
    effects from acquisitions:
       Accounts receivable                                            774           1,137
       Prepaid expenses                                                34              18
       Deposits and other assets                                     (344)              1
       Accounts payable                                               239             (92)
       Accrued liabilities                                            (40)             15
       Deferred subscription revenue                                  265            (292)
       Deferred rent                                                   (8)            (22)
                                                                  -------          ------
  Net cash provided by operating activities                             5             865
                                                                  -------          ------
INVESTING ACTIVITIES
Purchases of furniture and equipment                                 (260)           (212)
Acquired databases                                                   (219)              -
Loans to officers and employees, net of repayments                      9               2
                                                                  -------          ------
 Net cash used in investing activities                               (470)           (210)
                                                                  -------          ------
FINANCING ACTIVITIES
Proceeds from notes payable                                           400               -
Payment of notes payable                                             (173)           (167)
Payments of capital lease obligations                                 (14)            (19)
Proceeds from sale of preferred stock, net of issuance
 costs                                                                  -           1,137
                                                                  -------          ------
Net cash provided by financing activities                             213             951
                                                                  -------          ------
Net (decrease) increase in cash                                      (252)          1,606
Cash at beginning of period                                           378             352
                                                                  -------          ------
Cash at end of period                                             $   126          $1,958
                                                                  =======          ======

See Notes to Condensed Financial Statements.

   COMPS.COM, Inc.

   NOTES TO CONDENSED FINANCIAL STATEMENTS - Unaudited

   MARCH 31, 1999

1) Basis of Presentation - The accompanying unaudited condensed financial statements of COMPS.COM, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair
   presentation have been included.   Operating results for the three-month
   period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Registration Statement on Form S-1.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the condensed financial statements and related notes. Changes in those estimates may affect amounts reported in future periods. Certain reclassifications have been made to amounts included in the prior year's financial statements to conform to the financial statement presentation for the three-month period ended March 31, 1999.

2) Revenue Recognition - The Company recognizes product and related services revenue at the time of shipment or performance of services. A substantial portion of the Company's revenues come from subscription sales. Subscriptions are recorded as accounts receivable and as deferred revenues at the time the customer is invoiced. The Company provides an allowance for bad debts and cancellations when accounts receivable and deferred revenues are recorded. Subscription revenue, net of reserve for cancellations, is recognized over the subscription term.

   In addition, the Company obtains fixed fees from its transaction support services. The services provided include the development and hosting of a specific Web site for a listed property and sending announcements via fax and e-mail to potential buyers. The revenue from these services is recognized ratably over the hosting period, which typically is one to four months. Revenue from sponsors whose messages and links are located on the Company's Web site or contained in the broadcast e-mail or fax to potential buyers is recognized ratably over the period that the messages or links are displayed or broadcast, provided that no significant Company obligations remain. In certain circumstances, the Company may be obligated to provide a minimum number of broadcasts or impressions. In these circumstances, the Company recognizes revenue at the lesser of the ratio of impressions or broadcasts delivered over the total guaranteed impressions or broadcasts or the straight-line basis over the term of the agreements.

3) Segment Information - The Company's reportable segments are business units that offer different products and services. The Company's transaction support activity began in the third quarter of 1998, and therefore only the information for the quarter ended March 31, 1999 is included below.

                                                          Three Months
                                                       Ended March 31, 1999
                                                    ----------------------------
                                                            Segment
                                                                     Transaction
                                                    Information        Support
                                                     Services         Services
                                                    -----------      -----------
                                                            In Thousands

          Revenues from external customers           $ 3,458           $   57
          Intersegment revenues                            -                -
          Segment net loss                            (1,203)            (452)
          Segment assets                               1,761            3,029

4) Loss Per Share Data - Basic and diluted net loss per share are computed using the weighted average number of Class A and Class B common shares outstanding. The Class B non-voting common stock automatically converted into Class A common stock upon the closing of the Company's initial public offering. Options, warrants and preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

   Upon the closing of the Company's initial public offering, all of the redeemable convertible preferred stock outstanding as of the closing date was automatically converted into an aggregate of 3,600,110 shares of common stock.

5) Subsequent Event - On May 10, 1999, the Company closed its initial public offering by selling to the underwriters 4,500,000 shares of its common stock for aggregate net proceeds of approximately $62,200,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risks and Uncertainties" below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

RECENT DEVELOPMENTS

    In May 1999, we completed our initial public offering of 4,500,000 shares of common stock, providing us with proceeds, net of underwriting fees and estimated offering expenses, of approximately $62.2 million.

OVERVIEW

    In January 1982, we first began providing sales information on commercial properties in San Diego County. From 1982 through 1985, we expanded our coverage throughout Southern California to Orange, Riverside, San Bernardino and Los Angeles counties and to Phoenix and Tucson, Arizona. We continued our geographic expansion from 1987 through 1992 with coverage of Northern California, Las Vegas and Seattle. During the period from June 1994 through March 1999, we further broadened our geographic reach to cover additional key markets including Washington D.C., New York, Chicago, Boston, Atlanta, Denver, Baltimore, Dallas/Fort Worth, Miami, Austin and Portland. This expansion was driven by both internal growth and acquisitions.

    We originally offered paper-based commercial real estate transaction information. In 1986, we introduced our CallCOMPS service, which permitted customers to call in and obtain sales transaction information, and, in 1990, we introduced a DOS-based subscription product. Through 1996, the majority of our revenues continued to come from print subscriptions. In October 1996, we began to offer our services on CD-ROM, allowing for the computerized manipulation of data to provide more customized reports. During 1997, we discontinued almost all of our print subscriptions and converted our customers to our CD-ROM services. As a result, we provided a larger provision for cancellations in 1997 than in 1996. In 1998, our provision for cancellations was reduced to a level that was more in line with our historical experience. Most recently, in January 1998, we began to offer our information services on the Internet. This has allowed our customers to receive updated commercial real estate transaction information more frequently and analyze the data more quickly and easily. Delivery of our information on the Internet and other electronic media has provided additional value to customers, resulting in increased revenues from subscriptions and one-time, fee-based transactions. For the quarter ended March 31, 1999, approximately 22% of revenues were a result of services and products ordered or delivered on the Internet as compared to approximately 2% in the same period of 1998. In addition, for the quarter ended March 31, 1999 approximately 13% of revenues were derived from Internet-related file transfer protocol (FTP) downloading, resulting in total Internet-related revenues of 35% of net revenues for the first quarter of 1999. We expect this percentage to increase as more of our customers transition to using our services and products on the Internet.

    In November 1998, we acquired the assets of REALBID, LLC, a real estate marketing services company which supports commercial real estate transactions on the Internet. As a result of this acquisition, our 1998 pro forma net revenues were $13.1 million and our pro forma operating expenses were $9.4 million, compared to our 1998 actual net revenues of $12.9 million and our actual operating expenses of $8.5 million. The purchase price of the acquisition totaled approximately $3.4 million, which consisted of $163,000 in cash, stock options granted to the principals valued at approximately $3.1 million and acquisition costs of $54,000. Intangible assets of $3.3 million were recorded as a result of this acquisition. These intangible assets will be amortized over their estimated useful lives, ranging from three to five years, and will be primarily allocated to general and administrative expenses. In the first quarter of 1999, we amortized $176,000 relating to the intangible assets of REALBID, LLC. We currently expect to amortize the following amounts relating to the intangible assets of REALBID, LLC in the future: the remainder of 1999-- $528,000; 2000--$704,000; 2001--$688,000; 2002--$600,000; and 2003--$483,000.

    Substantially all of our revenues have been derived from licensing our sales comparable information, either on a subscription or a per use basis, both offline and, to a lesser extent, on the Internet. In the first quarter of

1999, approximately 75% of our information licensing revenue was derived from subscription contracts and approximately 25% was derived from fees paid on a per use basis. The subscription licenses range from one to three years and generally renew automatically for successive one-year terms. Many of the license rates increase at the time of renewal. Subscribers pay contract license fees on an annual, semi-annual, quarterly or monthly basis in advance of their license term. We recognize this revenue on a straight line basis over the life of the contract. Accordingly, contract license fees which are invoiced from a new contract or upon contract renewal result in deferred revenue.

    Since our November 1998 acquisition of REALBID, LLC, we have also begun to derive revenues from our transaction support products. In the first quarter of 1999, these revenues totaled approximately $57,000. We derive all of our transaction support product revenues from the delivery of products on the Internet. We recognize these revenues as products are provided.

    In order to expand our operations, we anticipate incurring additional expenses to:
    .    implement new Internet-related products;
    .    develop new databases;
    .    continue the integration of our REALBID services with our database;
    .    further automate our data collection process;
    .    acquire other companies; and
    .    integrate acquired databases into our standardized format.

    We also intend to hire additional programmers and research employees as needed to implement our product development efforts and to continue to expand our database of commercial real estate. In addition, we intend to further expand our sales force and marketing team to develop new and existing strategic relationships and strengthen our brand name as we enter new markets. Lastly, we anticipate incurring additional costs related to being a public company, including director's and officer's liability insurance, investor relation programs and professional service fees. As a result of these expenditures and other related factors, we expect to continue to incur losses for the foreseeable future.

    We have incurred significant net losses since our inception. As of March
31, 1999, we had an accumulated deficit of $13.2 million. Also, in connection with the grant of 744,200 stock options to employees from February through November 1998, we recorded deferred compensation of approximately $4.7 million for the year ended December 31, 1998, representing the difference between the fair value of our common stock for accounting purposes and the exercise price of such options at the date of grant. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options, which is generally five years. In the first quarter of 1999, we recorded $263,000 in compensation expense and expect to record the following amounts in the future: the remainder of 1999--$777,000; 2000--$1,036,000; 2001--
$1,036,000; 2002--$939,000; and 2003--$363,000.

RESULTS OF OPERATIONS

    The following table sets forth certain statement of operations data expressed as a percentage of net revenues for the periods indicated:

                                               Three Months Ended March 31,
                                               ----------------------------
                                               1999                1998
                                               ----                ----
Statement of Operations Data:
Net revenues..............................      100%                100%
Cost of revenues..........................       52%                 43%
                                               ----                ----
Gross profit..............................       48%                 57%
Operating expenses:
 Selling and marketing....................       45%                 30%
 Product development and                         14%                  7%
 engineering..............................
 General and administrative...............       34%                 23%
                                               ----                ----
  Total operating expenses................       93%                 60%
                                               ----                ----
Loss from operations......................      (45)%                (3)%
Other expense, net........................       (2)%                (3)%
                                               ----                ----
Net loss..................................      (47)%                (6)%


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998

    NET REVENUES

    Our net revenues for three months ended March 31, 1999 were $3.5 million, an increase of $490,000 or 16% from the same period in 1998. The increase was primarily due to an increase in subscriptions as a result of geographic expansion and further penetration of our existing markets. We had no customer that accounted for more than 10% of our net revenues in the three months ended March 31, 1999 or 1998.

    COST OF REVENUES

    Cost of revenues consists of compensation and benefits for research personnel and research supplies. Our cost of revenues for the quarter ended March 31, 1999 was $1.8 million, an increase of approximately $524,000 or 41% from the same period in 1998. Payroll and related costs contributed to approximately 89% of the dollar increase in the first quarter of 1999 as compared to the first quarter of 1998. The increase in dollar amount was due to an increase in sales transaction volume, geographic expansion and the hiring of additional research employees. Cost of revenues as a percentage of net revenues increased to 52% for the quarter ended March 31, 1999 from 43% for the quarter ended March 31, 1998. The percentage increase was due to hiring of additional personnel for expansion into new markets.

SELLING AND MARKETING EXPENSES

    Selling and marketing expenses consist of compensation and benefits for sales and marketing personnel, as well as sales commissions to our direct sales force. Our selling and marketing expenses for the three months ended March 31, 1999 were $1.6 million, an increase of approximately $683,000 or 75% from the same period in 1998. Approximately 88% of the dollar increase was attributable to salaries and wages for additional sales and marketing employees and compensation expense relating to the RealBid acquisition. As a percentage of net revenues, such expenses increased to 45% for the quarter ended March 31, 1999 from 30% for the quarter ended March 31, 1998. The percentage increase in 1999 was primarily due to increased compensation expense relating to the REALBID acquisition and salaries and wages for additional sales and marketing employees.

PRODUCT DEVELOPMENT AND ENGINEERING EXPENSES

    Product development and engineering expenses consist primarily of compensation and benefits for software engineers and quality assurance personnel and expenses for contract programmers and developers. Our product development and engineering expenses for the three months ended March 31, 1999 were $500,000, an increase of approximately $288,000 or 136% from the same period in 1998. As a percentage of net revenues, product development and engineering expenses increased to 14% for the quarter ended March 31, 1999 from 7% for the quarter ended March 31, 1998. The dollar and percentage increases were primarily due to the hiring of additional software engineers and quality assurance personnel for development of new Internet-related products.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist primarily of compensation and benefits for finance and administrative personnel, professional fees, amortization expense, insurance expenses and charges relating to merchant credit card fees and bad debts. Our general and administrative expenses for the quarter ended March 31, 1999 were $1.2 million, an increase of approximately $492,000 or 69% from the same period in 1998. This dollar increase in general and administrative expenses was due to the hiring of additional personnel, compensation expense related to stock options, and an increase in professional fees related to accounting services. As a percentage of net revenues, such expenses increased to 34% for the quarter ended March 31, 1999 from 23% for the quarter ended March 31, 1998. The increases in dollar expenses and expenses as a percentage of net revenues were primarily due to increases in payroll expense, compensation expense related to stock options and professional fees.

    OTHER EXPENSE, NET

    Other expense, net consists primarily of interest expense on our debt less the amount of interest we earn on our cash and short-term investments. Total other expense, net for the three months ended March 31, 1999 was $67,000, a decrease of $15,000 or 18% from the same period in 1998. The decrease in other expense was primarily due to a decrease in interest expense under loan agreements.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have financed our operations primarily through the private placement of equity securities, borrowing arrangements and cash flow from operations. As of March 31, 1999, we had approximately $126,000 in cash and cash equivalents.

    Our capital requirements depend on numerous factors, including our geographic and product expansions, investments in our Web site and other factors. We have experienced a substantial increase in our capital expenditures and operating expenses since our inception consistent with our growth in operations and staffing, and anticipate that this trend will continue for the foreseeable future. As of March 31, 1999, our capital commitments for the remainder of 1999 included approximately $380,000 for operating leases, $42,000 in capital leases and $1,042,000 for current debt. We do not expect our capital commitments to exceed $2.5 million in the next 12 months. We expect our expenses to continue to increase as we continue to evaluate possible strategic acquisitions, products and technologies, expand our sales and marketing programs and conduct aggressive brand promotions. Selling and marketing expenses and research and development expenses are expected to increase in 1999 as a percentage of net revenues.

    In September 1996, we entered into a $3.0 million loan agreement with Venture Lending & Leasing, Inc. This agreement provides $1.5 million for fixed asset acquisition and $1.5 million for working capital. Borrowings for fixed asset acquisition are due 48 months from the date of disbursement. Borrowings for working capital are due 36 months from the date of disbursement. This loan agreement requires payment of 8.75% interest during the term and a one-time 15% interest balloon payment is due upon completion of the term. The notes issued under this loan agreement are secured by either all of our fixed assets or all of our business assets. In connection with this loan agreement, we issued to Venture Lending & Leasing, Inc. a warrant to purchase 156,285 shares of our common stock at an exercise price of $2.40 per share, subject to antidilutive adjustments. The warrant may be exercised in whole or in part at any time. The warrant expires on September 24, 2003. At March 31, 1999, approximately $141,800 was available for working capital and none was available for fixed asset acquisition. The loan agreement originally was set to expire on June 30, 1998, but was extended during 1998 to June 30, 1999.

    In February 1999, we entered into an additional $1.8 million loan agreement with Venture Lending & Leasing, Inc. This agreement permits the use of funds for either fixed asset acquisition or working capital. Under this loan agreement, borrowings for fixed assets acquisition are due 48 months from the date of disbursement and borrowings for working capital are due 36 months from the date of disbursement. This loan agreement requires payment of 8.75% interest during the term and a one-time 15% interest balloon payment upon completion of the term. The notes issued under this loan agreement are secured by either all of our fixed assets or all of our business assets. In connection with this loan agreement, we issued a warrant to Venture Lending & Leasing, Inc. exercisable for 25,773 shares of common stock at an exercise price of $8.73 per share. The warrant was valued at $215,720. This amount will be amortized to interest expense over the debt service period. The warrant may be exercised in whole or in part at any time. The warrant expires on February 14, 2008. At March 31, 1999, $1.8 million was available under this loan agreement. This loan agreement expires on March 31, 2000.

    In April 1999, we entered into a $3.0 million loan agreement with Silicon Valley Bank. This agreement provides $3.0 million for working capital. Borrowings under this agreement were repaid on the closing of our initial public offering. In connection with this loan, we issued warrants exercisable for 14,670 shares of common stock with an exercise price of $6.82 per share. The warrants expire on April 9, 2006.

    We currently anticipate that the net proceeds of our recently completed initial public offering, together with available funds, will be sufficient to meet our anticipated needs and strategy until at least the end of 2000. After such time, we may need to raise additional funds in order to fund more aggressive brand name promotions or more rapid expansion, to develop new or enhanced services and products, to respond to competitive pressures or to acquire complementary businesses, technologies or services. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of unanticipated acquisition opportunities, develop or enhance services and products or respond to competitive pressures. Any such inability could have a material adverse effect on our business.

IMPACT OF THE YEAR 2000

    We have not fully completed tests to assure that our information technology systems will function properly in the year 2000. The computer systems and software programs of many companies and governmental agencies are currently coded to accept or recognize only two digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, these computer systems and/or software programs may need to be upgraded to comply with such year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

    STATE OF READINESS. We have made an assessment of the year 2000 readiness of our information technology systems, including the hardware and software that operate our Web site and our non-information technology systems. We are in the process of a year 2000 simulation to test our information technology systems' readiness which we expect to complete by the end of June 1999. Based on the results of our year 2000 simulation test, we intend to revise our proprietary software as necessary to improve our year 2000 compliance. We believe that substantially all of our applications, databases and infrastructure are year 2000 compliant. We have been informed by many of our vendors of material hardware and software components of our information technology systems that substantially all of the products we use are currently year 2000 compliant. We will request vendors of the material hardware and software components of our information technology systems to provide assurances of their year 2000 compliance. We plan to complete this process during the first half of 1999. We are currently assessing our material non-information technology systems and will seek assurances of year 2000 compliance from providers of these systems. Until such testing is complete and such vendors and providers are contacted, we will not be able to completely evaluate whether our information technology systems or non-information technology systems will need to be revised or replaced. If our efforts to address year 2000 risks are not successful, or if suppliers or other third parties with whom we conduct business do not successfully address such risks, it could have a material adverse effect on our business.

    COSTS. We have identified approximately $300,000 in capital equipment and software that required upgrading or replacement for year 2000 compliance. We expended $260,000 prior to March 31, 1999 and still have an outstanding balance of $40,000 in capital equipment and software to replace. These costs have been included in our operating capital budget.

    RISKS. We are not currently aware of any year 2000 compliance problems relating to our proprietary software or our information technology or non-information technology systems that would have a material adverse effect on our business. We cannot assure that we will not discover year 2000 compliance problems in our proprietary software that will require substantial revisions. In addition, we cannot assure you that third-party software, hardware or services incorporated into our material information technology and non-information technology systems will not need to be revised or replaced, all of which could be time consuming and expensive. Our failure to fix our proprietary software or to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on our business. Moreover, the failure to adequately address year 2000 compliance issues in our proprietary software and our information technology and non-information technology systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

    In addition, we cannot assure you that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside our control will be year 2000 compliant. The failure by such entities to be year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could prevent us from delivering our Web site, could decrease the use of the Internet or prevent users from accessing our Web site, which could have a material adverse effect on our business.

    CONTINGENCY PLAN. In the event that year 2000-related problems materialize, we have the ability to revert to a set of manual methods previously utilized in the collection and distribution of data if necessary. We also maintain relationships with several suppliers of services and products to mitigate the risks associated with suppliers who are not year 2000 compliant.

RISKS AND UNCERTAINTIES

    Any investment in our common stock involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this quarterly report, before you decide to buy our common stock. If any of the following risks actually occur, our business would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

    WE MAY NOT ACHIEVE FUTURE PROFITABILITY DUE TO CONTINUED OPERATING LOSSES AND NEGATIVE CASH FLOWS. We have incurred significant net losses since our inception. As of March 31, 1999, we had an accumulated deficit of $13.2 million. We have incurred substantial costs to expand into new markets, develop new products and create, introduce and enhance our Web site. We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to incur significant expenses. As a result, we will need to generate significant revenues to achieve profitability. Even if we do become profitable, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted in response to slower revenue growth, our business will be materially adversely affected. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements for detailed information related to our uncertain profitability.

    WE HAVE ONLY BEEN OPERATING ON THE INTERNET SINCE 1998 AND CANNOT ASSURE
YOU THAT OUR INTERNET PRODUCTS WILL ACHIEVE MARKET ACCEPTANCE. We only recently began offering our services on the Internet. During the first quarter of 1999, approximately 22% of revenues were a result of services and products ordered or delivered on the Internet. In addition, for the quarter ended March 31, 1999, approximately 13% of revenues were derived from Internet-related file transfer protocol (FTP) downloading, resulting in total Internet-related revenues of 35% of net revenues for the first quarter of 1999. We intend to continue to increase our reliance on the Internet for delivery of our services and products. As a result, our future profitability will increasingly rely upon the use of our information services and transaction support products on the Internet. Our ability to obtain market acceptance for our Internet products will depend on the following factors:

    . our ability to transition our customers from the use of our services and products on CD-ROM to the use of these services and products on the Internet in a timely and efficient manner;
    . our customers' acceptance of, and their ability to adapt to the use of, our existing and future services and products on the Internet; and
    .    our ability to anticipate and adapt to the changing Internet market.

    If our Internet-based information services or transaction support products are not received favorably by our current customers, it may negatively affect their use of our other products or cause new customers to choose a competitive service over ours.

    IF WE DO NOT SUCCESSFULLY DEVELOP NEW AND ENHANCED SERVICES AND PRODUCTS, OUR REVENUES COULD DECREASE. We will not be financially successful if we are unable to meet the increasingly sophisticated needs of our customers through timely developments and new and enhanced versions of our services and products. Our planned development and enhancement efforts have inherent risks. We may experience financial or technical difficulties that could prevent us from introducing new or enhanced information services or transaction support products. Furthermore, these new or enhanced services and products may contain problems that are discovered after the products are introduced. We may need to significantly modify the design of these products to correct problems. Our business could be materially adversely affected if we experience difficulties in introducing new or enhanced services and products or if these services or products are not received favorably by our customers. Finally, development and enhancement of our services and products will require significant additional expenses and could strain our management, financial and operational resources. The lack of market acceptance of our services or products or our inability to generate satisfactory revenues from such development or enhancements to offset their costs could have a material adverse effect on our business.

    FLUCTUATIONS IN OUR OPERATING RESULTS MAY NEGATIVELY AFFECT OUR STOCK
PRICE. Our quarterly operating results have fluctuated significantly and are expected to continue to fluctuate in the future due to a variety of factors, many of which are outside of our control. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock is likely to fall. Quarterly operating results may vary due to risks discussed in this Risks and Uncertainties section. Due to all of these risks, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance.

    IF WE DO NOT EXPAND OUR GEOGRAPHIC COVERAGE, OUR SERVICES AND PRODUCTS COULD BECOME LESS DESIRABLE. We believe our success is highly dependent on our ability to increase the geographic coverage of our database. Currently our proprietary database contains comprehensive sales comparable records in 35 of the 74 largest markets in the U.S. If we are not able to expand the geographic coverage of our database into other markets, our business could be materially adversely affected. We also plan to expand into selected international markets. We expect this geographic expansion effort to impose additional burdens on our research, sales and administrative resources.

    IF WE CANNOT MAINTAIN THE INTEGRITY AND RELIABILITY OF OUR PROPRIETARY DATABASE, WE MAY NOT BE SUCCESSFUL. We cannot assure you that the information in our database will be comprehensive, accurate or timely, particularly as we grow. Our success is highly dependent on our customers' confidence in the comprehensiveness, accuracy and timeliness of our proprietary database of commercial real estate transactions and the software used to access our database. We expect the task of establishing and maintaining such comprehensiveness, accuracy and timeliness during the growth of our business to require substantial effort and expense.

    CYCLICAL ECONOMIC SWINGS IN THE REAL ESTATE MARKET COULD DECREASE DEMAND FOR OUR SERVICES AND PRODUCTS. The real estate industry traditionally has been subject to cyclical economic swings which could materially adversely affect our business. Our business is dependent on the real estate industry and related industries that supply goods or services to, or invest in, the real estate industry. Changes in the real estate market may affect demand for our services and products. These cyclical economic swings may be caused by various factors, such as changes in interest rates and changes in economic conditions.

    When interest rates are high or general economic conditions are weak, there may be less sales activity in commercial real estate and on the part of mortgage brokers and lenders. These cyclical economic swings could materially adversely affect our business.

     CONSOLIDATION OF THE REAL ESTATE INDUSTRY COULD NEGATIVELY IMPACT OUR BUSINESS. The real estate industry is undergoing a period of consolidation, motivated in part by a desire to reduce expenses. Such consolidation poses a number of risks and could materially adversely affect our business. These risks include:

    .    a decrease in our client base;
    .    reduction in the size of our target market;
    . creation of competitors with sufficiently greater bargaining power which could cause price erosion;
    . creation of competitors with access or rights to, or ownership of, sources that provide the data we need for our proprietary database; and
    . reduction in the number of sources from whom we obtain data for our proprietary database.

    IF WE ARE NOT ABLE TO SUCCESSFULLY DEVELOP OUR "COMPS.COM" BRAND NAME, IT COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. We believe that establishing and maintaining our brand name is critical to attracting and expanding our target Internet audience. The importance of developing our brand name will increase due to the growing number of Internet services. In order to build our brand name, we must succeed in our marketing efforts, provide high-quality services and products and increase the number of visitors to our Web site. If our marketing efforts are not successful or if we cannot increase awareness of our brand name, we will not be able to attract and retain Internet users and our business would be materially adversely affected.

    IF WE ARE UNABLE TO CONTINUE TO DEVELOP OUR DIRECT SALES FORCE, IT COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. In order to support our growth, we need to substantially increase the size of our direct sales force. Our ability to increase our direct sales force involves a number of risks, including:

    . the competition we face from other companies in hiring and retaining sales personnel;
    . our ability to integrate and motivate additional sales and sales support personnel;
    .    our ability to manage a multi-location sales organization; and
    .    the length of time it takes new sales personnel to become productive.

     There would be a material adverse effect on our business if we do not continue to develop and maintain an effective direct sales force.

    INTENSE COMPETITION MAY RENDER OUR SERVICES AND PRODUCTS UNCOMPETITIVE OR OBSOLETE. The market for our Internet-related and non-Internet-related information services and transaction support products is competitive. We cannot assure you that our competitors will not develop services or products that are equal or superior to ours or that achieve greater market acceptance. We anticipate that the number of direct and indirect competitors will increase in the future and could result in price reductions, reduced margins, greater operating losses or loss of market share, any of which would materially adversely affect our business.

    IF WE FAIL TO BE YEAR 2000 COMPLIANT, IT COULD HARM OUR BUSINESS. We have not fully completed tests to assure that our information technology systems will function properly in the year 2000. Our computer systems and software programs may need to be upgraded in order to comply with year 2000 requirements, or we risk system failure or miscalculations causing disruptions of normal business activities. We estimate expenses to achieve year 2000 readiness will be $300,000, $260,000 of which was expended prior to March 31, 1999. Until our testing is complete, we will not be able to completely evaluate whether our information technology systems or non-information technology systems will need to be revised or replaced. If our efforts to address year 2000 risks are not successful, or if suppliers or other third parties with whom we conduct business do not successfully address such risks, it could have a material adverse effect on our business. Please see "Management's Discussion and Analysis of

Financial Condition and Results of Operations--Impact of the Year 2000" for detailed information on our state of readiness, potential risks and contingency plans regarding the year 2000 issue.

    IF WE DO NOT EFFECTIVELY MANAGE OUR GROWTH, IT COULD HAVE A MATERIAL
ADVERSE EFFECT ON OUR BUSINESS. We have experienced growth in our business, which we expect to continue. Such growth has placed, and will continue to place, a significant strain on our management systems and resources. We will also need to continue to improve our operational and financial systems and managerial controls and procedures. We will need to continue to expand, train and manage our workforce. We expect that our workforce will continue to increase for the foreseeable future. We will have to maintain close coordination among our technical, accounting, finance, marketing, sales and research departments. If we fail to effectively manage our growth and address the above concerns, it could have a material adverse effect on our business. If we do not successfully integrate acquired businesses with our business, it could have a material adverse effect on our business. Since October 1993, we have acquired seven businesses and three product lines. We may not be able to integrate our recent or any future acquisitions successfully with our existing operations without substantial costs, delays or other problems. As we integrate acquired businesses or product lines, we could have difficulty in assimilating personnel and operations. In addition, the key personnel of acquired companies may decide not to work for us. We could also have difficulty in assimilating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially adversely affect our results of operations due to accounting requirements such as amortization of goodwill or other purchased intangibles.

    IF WE ACQUIRE OTHER COMPANIES BY ISSUING EQUITY SECURITIES, YOU MAY EXPERIENCE DILUTION OF YOUR EQUITY INTEREST. We may acquire other companies by issuing equity securities. As a result, you may experience dilution of your ownership interest and the newly issued securities may have rights superior to those of the common stock.

    IF WE ARE UNABLE TO RETAIN KEY PERSONNEL OR ATTRACT NEW PERSONNEL, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. The loss of the services of any of our key personnel or our inability to successfully attract and retain qualified personnel in the future would have a material adverse effect on our business. Our future success depends on the continued service of our key personnel including Christopher A. Crane, our President and Chief Executive Officer, Emmett R. De Moss, our Vice President and the Chairman of our REALBID division, Karen Goodrum, our Vice President of Finance and Administration, Chief Financial Officer and Secretary, Walter W. Papciak, our Executive Vice President of Sales, Marketing and Product Development, and Michael Arabe, our Senior Vice President of Sales. Mr. Crane is the only key person for whom we maintain life insurance. The policy on Mr. Crane has a face value of $2,000,000. Our future success also depends on our ability to attract, retain, integrate and motivate highly skilled researchers and other employees. Competition for researchers and other employees in our industry is intense, particularly in the San Diego area, where our headquarters are located.

    INCREASED USAGE COULD STRAIN OUR SYSTEMS AND CAUSE SYSTEMS MALFUNCTIONS WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS. The performance of our Web site is critical to our reputation, our ability to attract customers and market acceptance of our Web site. All of our communications and network infrastructure is hosted at our headquarters in San Diego. We have, in the past, experienced system failures, including network, software and hardware failures, that have interrupted or increased the response time of our online services. Although, to date, none of our systems failures have been material to our results of operations, in the future, the capacity of our software and hardware could be strained by an increase in the use of our products on the Internet as we migrate our customers to the Internet. Our ability to provide uninterrupted, secure online services depends on our ability to protect our facilities and equipment against damage from fire, earthquakes, power loss, water damage, telecommunications failures, vandalism, computer viruses, hacker attacks and other malicious acts, and similar unexpected material adverse events. Customers may become dissatisfied if a system failure interrupts our ability to provide access to our Web site. Because our insurance policies have low coverage limits, our insurance may not adequately compensate us for any losses that may occur due to system failures or interruptions.

    ANY PROBLEMS WITH THE INTEGRITY OF THE INTERNET'S INFRASTRUCTURE OR WITH THIRD PARTY SERVICE PROVIDERS COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR BUSINESS. Our customers also depend on Internet service providers, online service providers and other Web site operators for access to our Web site. Each of them has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Moreover, the Internet infrastructure may not be able to support continued growth in its use. Any of these problems could materially adversely affect our business.

    IF WE DO NOT ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS, IT COULD HARM OUR BUSINESS OR COMPETITIVE POSITION. It may be difficult to protect our proprietary rights. We regard our database of commercial real estate transactions and the software used to operate our Web site, as well as our various trademarks and copyrights, as proprietary. We will continue to attempt to protect them under a combination of copyright, trade secret and trademark laws, as well as by contractual restrictions on employees and third parties. Despite these precautions, it may be possible for unauthorized parties to copy our services or otherwise obtain and use information that we regard as proprietary. Existing trade secrets and copyright laws provide only limited protection. Other license and distribution agreements that we intend to use include provisions protecting against unauthorized use, copying, transfer and disclosure, which may be unenforceable under the laws of some jurisdictions. Furthermore, we may be required to negotiate limits on these provisions from time to time. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S. The steps we take may not be adequate to deter misappropriation of proprietary information. We also may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Significant and protracted litigation may be necessary to protect our intellectual property rights, to determine the scope of the proprietary rights of others or to defend against claims of infringement.

    VARIOUS PARTIES MAY ACCUSE US OF INFRINGING ON THEIR INTELLECTUAL PROPERTY RIGHTS, AND ANY RELATED LITIGATION COULD HARM OUR BUSINESS REGARDLESS OF ITS MERIT. Third parties may assert claims against us alleging infringement, misappropriations or other violations of proprietary rights, whether or not such claims have merit. Such claims can be time consuming and expensive to defend and could require us to cease the use and sale of allegedly infringing services and products, incur significant litigation costs and expenses, develop or acquire non-infringing technology or obtain licenses to the alleged infringing technology. We may not be able to develop or acquire alternative technologies or obtain such licenses on commercially acceptable terms.

    WE COULD BE HELD LIABLE FOR PROVIDING INACCURATE OR INCOMPLETE INFORMATION, WHICH COULD HARM OUR BUSINESS. If our services or products yield inaccurate or incomplete information which has a material adverse impact on a customer, the customer might bring a claim for damages against us, even if we are not responsible for such failure. The limitations of liability set forth in customer contracts may not be enforceable and may not otherwise protect us from liability for damages. The successful assertion of one or more large claims against us that exceed available insurance coverages, or changes in our insurance policies, such as premium increases or the imposition of large deductibles or co-insurance requirements could materially adversely affect our business.

    IF INTERNET USAGE DOES NOT CONTINUE TO GROW, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. The Internet is relatively new and rapidly evolving. Our business would be materially adversely affected if Internet usage does not continue to grow.

    WE MAY NOT BE ABLE TO ADAPT TO THE RAPID TECHNOLOGICAL CHANGES TO THE INTERNET AND INTERNET PRODUCTS. To be successful, we must adapt to the rapid technological changes to the Internet and Internet products by continually enhancing our Web site and introducing and integrating new services and products to capitalize on the technological advances in the Internet. This process is costly and we cannot assure you that we will be able to successfully integrate our services and products with the Internet's technological advances. The collection, storage, management and dissemination of commercial real estate information from a centralized database on the Internet is a recent and evolving development. Our market is characterized by rapidly changing technologies, evolving industry standards, increasingly sophisticated customer needs and frequent new product introductions. These factors are exacerbated by the rapid technological change experienced by the computer and software industries. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to these changes. If we incurred significant costs without adequate results or we were unable to adapt to rapid technological changes, it could have a material adverse effect on our business.

    ADOPTION OF NEW LAWS AND GOVERNMENT REGULATIONS RELATING TO THE INTERNET COULD HARM OUR BUSINESS. Our business could be materially adversely affected by the adoption or modification of laws or regulations in the U.S. or abroad relating to the Internet. Laws and regulations directly applicable to Internet communications and commerce are becoming more prevalent. Such legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium. The governments of states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet commerce. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the U.S. and abroad, that may impose additional burdens on companies conducting business over the Internet. The growth and development of the market for Internet commerce may also prompt calls for widening access on the Internet to public records, including records concerning the commercial real estate industry.

    INTERNET SECURITY CONCERNS COULD HINDER INTERNET COMMERCE AND MATERIALLY ADVERSELY AFFECT OUR BUSINESS. We may be required to expend significant capital and other resources to protect against security breaches on our Web site or to alleviate problems caused by such breaches. If any compromise of our security were to occur, it could damage our reputation and expose us to a risk of loss, litigation and possible liability. A significant barrier to online commerce and communications is the need for secure transmission of confidential information over public networks. Concerns over the security of transactions conducted on the Internet and other online services, as well as user's desires for privacy, may also inhibit the growth of the Internet and other online services, especially as a means of conducting commercial transactions. Our services involve the storage and transmission of proprietary information, such as credit card numbers and other confidential information. We cannot assure you that our security measures will prevent security breaches or that our failure to prevent such security breaches will not have a material adverse effect on our business. Credit card companies and others are in the process of developing anti-theft and anti-fraud protections, and we are continually monitoring this problem. However, at the present time, the real or perceived risk of theft and fraud could have a material adverse effect on us. We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms used by us to protect customer transaction data. A party who is able to circumvent our security measures could misappropriate confidential information or cause interruptions in our operations.

    WE MAY BE SUBJECT TO LEGAL LIABILITY FOR DISPLAYING OR DISTRIBUTING INFORMATION ON THE INTERNET. Because content on our Web site is distributed to others, we may be subject to claims for defamation, negligence or copyright or trademark infringement or claims based on other theories. These types of claims have been brought, sometimes successfully, against Internet services in the past. We could also be subject to claims based upon the content that is accessible from our Web site through links to other web sites or information on our Web site supplied by third parties. Our insurance may not adequately protect us against these types of claims. Even to the extent such claims do not result in liability to us, we could incur significant costs in investigating and defending against such claims. Our potential liability for information carried on or disseminated through our Web site could require us to implement measures to reduce our exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of our service to users.

    OUR FEE ARRANGEMENTS IN VARIOUS INDUSTRIES COULD LEAD TO ADDITIONAL REGULATION AND RELATED LIABILITIES. We also enter into agreements with customers under which we are entitled to receive fees related to the support of commercial real estate transactions through our Web site using REALBID or other transaction support products that we offer. We plan to increase our reliance on this aspect of our business. Such arrangements may expose us to additional legal risks and uncertainties, including regulation by local, state, federal and foreign authorities in the real estate, financing, and insurance industries, as well as other industries which our business could impact. The application of such regulation to our industry is currently uncertain. However, it could lead to additional potential liabilities to property buyers, even if we are not selling such properties. In addition, we could, for example, be required to register for a license, pay fees, assume environmental, property-related or other similar responsibilities. The indemnification provided to us in our agreements with these parties, if available, may not be adequate to address such potential regulatory expansion.

    THE NUMBER OF SHARES ELIGIBLE FOR PUBLIC SALE COULD CAUSE OUR STOCK PRICE
TO DECLINE. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that such sales could occur. Such sales also might make it more difficult for us to sell equity securities in the future at a price that we deem appropriate.

    THE LIQUIDITY OF OUR STOCK IS UNCERTAIN, AND IT COULD BE DIFFICULT TO SELL YOUR SHARES. We only recently completed our initial public offering. Prior to that offering, there was no public market for our common stock. We cannot predict if an active trading market in our common stock will develop or how liquid that market might become.

    THE MARKET PRICE OF OUR STOCK MAY BE MATERIALLY ADVERSELY AFFECTED BY MARKET VOLATILITY. The market prices of the securities of Internet-related companies have been especially volatile and have experienced extreme volume fluctuations. Volatility in the market price of our stock could lead to claims against us. If we were the object of such litigation, it could result in substantial costs and a diversion of our management's attention and resources. The trading price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

    .    our quarterly results of operations;
    . changes in earnings estimates by analysts and whether our earnings meet or exceed such estimates;
    .    announcements of technological innovations by us or our competitors;
    .    additions or departures of key personnel;
    . other matters discussed elsewhere in this quarterly report and our other filings with the SEC; and
    .    other events or factors, which may be beyond our control.

    OUR CONTROLLING STOCKHOLDERS MAY MAKE DECISIONS WHICH YOU DO NOT CONSIDER
TO BE IN YOUR BEST INTEREST. We anticipate that the executive officers, directors and entities affiliated with them beneficially own approximately 64.2% of our outstanding common stock following the completion of our initial public offering. These stockholders will be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us.

    ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD DELAY, DEFER OR PREVENT A TENDER OFFER OR TAKEOVER ATTEMPT THAT YOU CONSIDER TO BE IN YOUR BEST INTEREST. Certain anti-takeover provisions of our restated certificate of incorporation, our restated bylaws and Delaware law could make it more difficult for a third party to acquire us. As a result, we could delay, defer or prevent a takeover attempt or third party acquisition that our stockholders consider in their best interest, including an attempt that might result in a premium over the market price for the shares held by our stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

   From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  None
     (b)  None
     (c) During the three month period ended March 31, 1999, we issued the following unregistered securities:

          (1) See Part I - Item 1 "Liquidity and Capital Resources" for a description of warrants issued in the first quarter of 1999 to Venture Lending & Leasing, Inc. and Silicon Valley Bank in consideration for entering into loan agreements.
          (2) On February 19, 1999, we granted stock options to employees, directors and consultants exercisable into 69,686 shares of common stock at an exercise price of $11.18 per share.

     The above securities were offered and sold by the registrant in reliance upon exemptions from registration pursuant to either (1) Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering, or (2) Rule 701 promulgated under the Securities Act of 1933. No underwriters were involved in connection with the sales of securities referred to in this Item 2.

     (d) On May 10, 1999, we completed the sale of 4,500,000 shares of common stock priced at $15.00 per share for an aggregate offering price of $67.5 million in an initial public offering led by an underwriting group consisting of Volpe Brown Whelan & Company, EVEREN Securities, Inc. and Needham & Company, Inc. The proceeds of the offering to us, net of underwriting fees and estimated offering expenses, were approximately $62.2 million. The Registration Statement on Form S-1 filed by us with the SEC in connection with the offering (File No. 333-72901), as amended, was declared effective by the Commission on May 4, 1999. Because all of the proceeds from the offering were generated after March 31, 1999, none of these proceeds were used during the three-month period covered by this report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On February 19, 1999, our stockholders, represented by all shares of Class A common stock outstanding and 4,894,261 shares out of 4,908,126 shares of preferred stock, by written consent, approved (1) conditioned upon the execution of the underwriting agreement, the adoption of our 1999 Stock Incentive Plan, (2) conditioned upon the execution of the underwriting agreement, the adoption of our 1999 Employee Stock Purchase Plan, (3) the restatement of our certificate of incorporation effective immediately prior to the closing of our initial public offering to, among other things, eliminate provisions which would permit procedural advantages in favor of a hostile acquiror, delete the existing preferred stock provisions which are unnecessary following the conversion of the preferred stock immediately prior to the closing of the initial public offering, change the authorized number of shares of common stock to 75 million, authorize 5 million of undesignated preferred stock and adopt indemnification provisions for officers and directors, (4) the adoption of forms of indemnity agreements providing for indemnification of our directors and officers.

      On March 31, 1999, our stockholders, represented by all shares of Class A common stock outstanding and 4,894,261 shares out of 4,908,126 shares of preferred stock outstanding, by written consent, approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of preferred stock. On each date, there were 4,773,860 shares of Class A common stock, 43,500 shares of non-voting Class B common stock and 4,908,126 shares of preferred stock outstanding.


ITEM 5.  OTHER INFORMATION

   None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

  3.1 (1)       Second Restated Certificate of Incorporation (Exhibit 3.2)
  3.2 (1)       Restated Bylaws (Exhibit 3.4)
 10.1 (1)       Office Building Lease between us and Comps Plaza Associates, L.P., dated January 31, 1999
                (Exhibit 10.14).
 10.2 (1)       First Amendment to Lease dated March 22, 1999 (Exhibit 10.14.1).
 10.3 (1)       Form of Non-Competition and Non-Disclosure Agreement between us and the parties listed on the attached schedule, dated January 7, 1999 (Exhibit 10.20).
 10.4 (1)       Loan and Security Agreement between us and Venture Lending & Leasing II, Inc., dated
                February 12, 1999 (Exhibit 10.46).
 10.5 (1)       Patent Collateral Assignment Agreement between us and Venture Lending & Leasing II, Inc., dated February 12, 1999 (Exhibit 10.47).
 10.6 (1)       Trademark Collateral Assignment Agreement between us and Venture Lending & Leasing II,
                Inc., dated February 12, 1999 (Exhibit 10.48).
 10.7 (1)       Warrant to Purchase an aggregate of $225,000 of Class B shares of Common Stock between us and Venture Lending & Leasing II, Inc., dated February 12, 1999 (Exhibit 10.49).
 10.8 (1)       Loan and Security Agreement between us and Silicon Valley Bank, dated April 9, 1999
                (Exhibit 10.50).
 10.9 (1)       Intellectual Property Security Agreement between us and Silicon Valley Bank, dated April 9,
                1999 (Exhibit 10.51).
10.10 (1)       Warrant Subscription Agreement between us, Silicon Valley Bank and shareholders listed on signature page, dated April 9, 1999 (Exhibit 10.52).
10.11 (1)       Warrant Subscription Agreement between us, Silicon Valley Bank and shareholders listed on signature page, dated April 9, 1999 (Exhibit 10.53).
10.12 (1)       Warrant to Purchase Stock issued April 9, 1999 (Exhibit 10.54).
10.13 (1)       Warrant to Purchase Stock issued April 9, 1999 (Exhibit 10.55).
10.14 (1)       Amendment No. 1 to Amended and Restated Investor Rights Agreement between us, Silicon
                Valley Bank and each of the individuals and entities listed on Schedule A, dated April 9,
                1999

                (Exhibit 10.56).
     27.1       Financial Data Schedule

_______________________
(1) Filed as an exhibit to Registrant's Registration Statement on Form S-1, as amended, and incorporated herein by reference.


(b) Reports on Form 8-K No reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 1999

                              COMPS.COM, Inc.
                              (Registrant)

                              /s/ KAREN GOODRUM
                              --------------------------------------------
                              (Karen Goodrum)
                              Vice President, Chief Financial Officer
                              (Principal Financial and Accounting Officer)