Form 10-Q
period 1999-09-30
COMPS COM INC
filed 1999-11-15
CIK 1080232

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
--
    ACT OF 1934

                For the fiscal quarter ended September 30, 1999

                                       OR

__  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE   ACT OF 1934

                    For the transition period from __ to __

                        Commission File Number: 0-25913

                                COMPS.COM, INC.
             (Exact name of registrant as specified in its charter)



           Delaware                                        33-0645337
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  9888 CARROLL CENTRE ROAD, SUITE 100
             SAN DIEGO, CA                                  92126-4580
(Address of principal executive offices)                    (Zip Code)


      Registrant's telephone number, including area code:  (858) 578-3000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 (1)       Yes   X    No             (2)   Yes   X     No
               -----     -----                 -----     ----

The number of shares outstanding of the Registrant's common stock as of October 31, 1999, was 11,926,642

COMPS.COM, INC.
INDEX
                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at September
             30, 1999 and December 31, 1998.............................       1

           Condensed Consolidated Statements of Operations for the three
             months and nine months ended September 30, 1999 and 1998...       2

           Condensed Consolidated Statements of Cash Flows for
             the nine months ended September 30, 1999 and 1998..........       3

           Notes to Condensed Consolidated Financial Statements.........       4

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS........................       6

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK................................................      20

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS............................................      20

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS....................      20

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES..............................      21

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........      21

ITEM 5.    OTHER INFORMATION............................................      21

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.............................      21

Signatures..............................................................      22

PART I. - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

COMPS.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)                                                       SEPTEMBER 30,              DECEMBER 31,
                                                                         1999                       1998
                                                                  -------------------       --------------------
                                                                                                    (NOTE)
Current assets:
  Cash and cash equivalents                                             $      31,778                   $    378
  Marketable securities                                                        17,734                          -
  Accounts receivable                                                           3,328                      3,166
  Prepaid expenses                                                                906                        184
                                                                  -------------------       --------------------
Total current assets                                                           53,746                      3,728

Furniture and equipment, net                                                    2,521                      1,471
Intangible assets, net                                                          9,246                      3,179
Deposits and other assets                                                       2,384                         36
Total assets                                                            $      67,897                   $  8,414
                                                                  ===================       ====================
Current liabilities:
  Accounts payable                                                      $         859                   $    531
  Accrued liabilities                                                           1,551                      1,020
  Current portion of long-term debt                                             1,040                        979
  Current portion of capital lease obligations                                     22                         49
  Deferred subscription revenue                                                 5,263                      5,503
                                                                  -------------------       --------------------
Total current liabilities                                                       8,735                      8,082

Long-term debt, less current portion                                            3,844                      1,101
Capital lease obligations, less current portion                                    11                         22
Deferred rent                                                                      73                         71
                                                                  -------------------       --------------------
Total liabilities                                                              12,663                      9,276

Redeemable convertible preferred stock                                              -                      7,009

Stockholders' equity (deficit)
  Common stock                                                                    114                         30
  Additional paid-in capital                                                   76,981                      7,745
  Warrants                                                                        514                        398
  Deferred compensation                                                        (3,590)                    (4,487)
  Accumulated deficit                                                         (18,785)                   (11,557)
                                                                 --------------------       --------------------
Total stockholders' equity (deficit)                                           55,234                     (7,871)
                                                                 --------------------       --------------------
Total liabilities and stockholders' equity (deficit)                    $      67,897                   $  8,414
                                                                  ===================       ====================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

COMPS.COM, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and
 per share data)

                                       THREE MONTHS                     NINE MONTHS
                                          ENDED                            ENDED
                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                  ----------------------------  ------------------------------
                                       1999            1998          1999          1998
                                  ----------------------------  ------------------------------
Net revenues                         $     4,439    $    3,359       $   11,839    $    9,724
Cost of revenues                           2,521         1,468            6,248         4,061
                                  ----------------------------  ------------------------------
Gross profit                               1,918         1,891            5,591         5,663
Operating expenses:
  Selling and marketing                    2,413           979            5,422         2,805
  Product development and
   engineering                               710           395            1,725           925
  General and administrative               1,745           671            4,319         2,040
  Amortization of intangible
   assets                                    464             -              864            72
  Stock-based charges                        252             9              830            13
                                  ----------------------------  ------------------------------
Total operating expenses                   5,584         2,054           13,160         5,855

Loss from operations                      (3,666)         (163)          (7,569)         (192)

Interest income (expense), net               472           (38)             468          (193)
                                  ----------------------------  ------------------------------

Net loss                                  (3,194)         (201)          (7,101)         (385)

Dividend accretion on preferred                -          (119)            (435)         (334)
 stock
                                  ----------------------------  ------------------------------

Net loss attributable to common
 stockholders                        $    (3,194)   $     (320) $        (7,536)   $     (719)
                                  ============================  ===============================

Net loss per share attributable
 to common stockholders, basic             $(.27)        $(.09)           $(.94)        $(.20)
 and diluted
                                  ============================  ================================

Shares used in computing net loss
 per share, basic and diluted         11,850,163     3,526,199        8,009,578     3,513,867
                                  ============================  ================================


See Notes to Condensed Consolidated Financial Statements.

COMPS.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                   ---------------------------------------------------------------
                                                                                1999                                1998
                                                                   ---------------------------        ----------------------------
Operating activities
Net loss                                                                              $(7,101)                              $ (385)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                         1,488                                 519
   Compensation expense related to stock options                                           830                                  13
   Interest expense related to warrants                                                    115                                   -
   Provision for bad debts                                                                  84                                 235
   Interest imputed on note payable                                                         46                                  35
   Changes in operating assets and liabilities, net of effects from acquisitions:
       Accounts receivable                                                                (444)                               (340)
       Prepaid expenses                                                                   (719)                                 33
       Deposits and other assets                                                          (250)                                  4
       Accounts payable                                                                    248                                  50
       Accrued liabilities                                                                 395                                 (60)
       Deferred subscription revenue                                                      (109)                                596
       Deferred rent                                                                         2                                 (24)
                                                                     ----------------------------  --------------------------------
Net cash (used in) provided by operating activities                                     (5,415)                                676
                                                                     ============================  ================================
INVESTING ACTIVITIES
Investment in marketable securities (short and long-term)                              (19,830)                                  -
Purchases of furniture and equipment                                                    (1,623)                               (786)
Purchases of various entities, net of cash acquired                                     (3,202)                                  -
                                                                     ---------------------------    -------------------------------
Net cash used in investing activities                                                  (24,655)                               (786)
                                                                     ============================  ================================
FINANCING ACTIVITIES
Proceeds from notes payable                                                              3,400                                   -
Repayment of notes payable                                                              (3,648)                               (387)
Principal payments under capital lease obligations                                         (39)                                (49)
Proceeds from sale of preferred stock, net of issuance costs                                 -                               1,137
Proceeds from exercise of common stock options and shares
   issued in connection with Employee Stock Participation Plan                             485                                  10
Proceeds from issuance of common stock, net of issuance costs                           61,272                                   -
                                                                     ---------------------------    -------------------------------
Net cash provided by financing activities                                               61,470                                 711
                                                                     ---------------------------    -------------------------------
Net increase in cash and cash equivalents                                               31,400                                 601
Cash and cash equivalents at beginning of period                                           378                                 352
                                                                     ---------------------------     ------------------------------
Cash and cash equivalents at end of period                                            $ 31,778                              $  953
                                                                     ===========================     ==============================
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
Notes payable issued in connection with various acquisitions                          $  3,007           $                       -
                                                                     ===========================     ==============================

See Notes to Condensed Consolidated Financial Statements.

   COMPS.COM, Inc.

   Notes to Condensed Consolidated Financial Statements

   SEPTEMBER 30, 1999

1) Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of COMPS.COM, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair
   presentation have been included.   Operating results for the nine month
   period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Registration Statement on Form S-1.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and related notes. Changes in those estimates may affect amounts reported in future periods. Certain reclassifications have been made to amounts included in the prior year's financial statements to conform to the financial statement presentation for the three and nine month periods ended September 30, 1999.

2) Revenue Recognition - The Company recognizes product and related services revenue at the time of shipment or performance of services. A substantial portion of the Company's revenue come from subscription sales. Subscriptions are recorded as accounts receivable and as deferred revenues at the time the customer is invoiced. The Company provides an allowance for bad debts and cancellations when accounts receivable and deferred revenue are recorded. Subscription revenue, net of reserve for cancellations, is recognized over the subscription term.

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

3) Segment Information - The Company's reportable segments are business units that offer different products and services. The Company's transaction support activity began in the third quarter of 1998, and therefore only the information for the three month and nine month periods ended September 30, 1999 is included below.

                                                             Three Months Ended September 30,
                                     -----------------------------------------------------------------------------
                                                    1999                                      1998
                                     -------------------------------------      ----------------------------------

                                                             Transaction                                Transaction
                                     Information               Support           Information              Support
                                      Services                Services             Services              Services
                                                                      (In Thousands)
Revenue from external customer       $ 4,412                 $   27             $3,359                $      -
Intersegment Revenues                      -                      -                  -                       -
Segment loss                          (2,363)                  (831)              (171)                    (30)
Segment assets                         9,050                  2,717              1,524                       -


                                                            Nine Months Ended September 30,
                                     -----------------------------------------------------------------------------
                                                    1999                                       1998
                                     -------------------------------------   -------------------------------------
                                                             Transaction                                Transaction
                                     Information               Support           Information              Support
                                      Services                Services             Services              Services
                                                                     (In Thousands)
Revenue from external customer       $11,727                 $   112             $9,724                $     -
Intersegment Revenues                      -                       -                  -                      -
Segment loss                          (4,973)                 (2,128)              (355)                   (30)
Segment assets                         9,050                   2,717              1,524                      -

4) Loss Per Share Data - Basis and diluted net loss per share are computed using the weighted average number of Class A. and Class B common shares outstanding. The Class B non-voting common stock automatically converted into Class A common stock upon the closing of the Company's initial public offering, and was thereafter known as common stock. Options and warrants were not included in the computation of diluted net loss per share because the effects would be antidilutive.

    Upon the closing of the Company's public offering, all the redeemable convertible preferred outstanding as of the closing date was automatically converted into an aggregate of 3,600,110 shares of common stock.

5) Initial Public Offering - On May 10, 1999, the Company closed its initial public offering by selling to the underwriters 4,500,000 shares of its common stock for aggregate net proceeds of $61.3 million.

6) Acquisitions - On August 9, 1999, the Company acquired substantially all of the assets of The Baca Information Group. The Company paid a total of $1,060,000 for the assets, which included $300,000 in cash at the closing and $60,000 of the purchase price as a hold back for any indemnity claims, assumption of $173,000 of certain liabilities (including deferred subscription revenue of $17,000), acquisition costs of $ 33,000, and stock options valued at $494,000.

    On August 27, 1999, the Company acquired a) all of the outstanding stock of Sendero Investments, Inc., b) all of the outstanding stock of Parramore, Inc., and c) substantially all of the assets pertaining to the operations of the Commercial Brokers Network business of ARA-D/FW, Inc. The Company paid a total of $2,749,000 for these investments, which included $843,000 in cash, four notes payable totaling $1,657,000, assumption of deferred subscription revenue of $67,000, plus assumption of other liabilities of $61,000 and acquisition costs of $121,000.

7) Subsequent Event-On November 3, 1999, the Company and CoStar Group, Inc. entered into a definitive agreement for a strategic business combination which will be effected by the merger of COMPS.COM into a wholly owned subsidiary of CoStar. The merger agreement provides that each holder of a share of COMPS.COM common stock may elect to receive either $7.50 in cash or
    0.31496 shares of CoStar common stock, but these elections will be adjusted so that 50.1% of the COMPS.COM shares receive CoStar common stock and 49.9% of the COMPS.COM shares receive cash.

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


RECENT DEVELOPMENTS

   On August 9, 1999, the Company acquired substantially all of the assets of The Baca Information Group. The Company paid a total of $1,060,000 for the assets, which included $300,000 in cash at the closing, a hold back of $60,000 of the purchase price for any indemnity claims, assumption of $173,000 of certain liabilities (including deferred subscription revenue of $17,000) acquisition costs of $33,000, and stock options valued at $494,000.

   The total purchase price of $1,060,000, including acquisition costs of $33,000 was allocated, based upon management's best estimate of expected future results of the acquired assets, as follows:

                Current assets             $   76,000
                Furniture and equipment        10,000
                Intangible assets             974,000
                                           ----------
                                           $1,060,000
                                           ==========

   The intangible assets are being amortized over estimated useful lives ranging from three to five years.

   On August 27, 1999, the Company acquired 1) all of the outstanding stock of Sendero Investments, Inc., a Texas corporation ("Sendero"), 2) all of the outstanding stock of Parramore, Inc., a Texas corporation ("Parramore"), and 3) substantially all of the assets pertaining to the operations of the Commercial Brokers Network business ("CBN") of ARA-D/FW, Inc., a Texas corporation. The acquisitions were consummated on the terms set forth in the respective Stock Purchase Agreements and Asset Purchase Agreement dated August 27, 1999. Sendero entered into a joint venture with ARA-D/FW to operate CBN. CBN is a comprehensive, internet-delivered, interactive, commercial real estate research and listings service subscribed to by members involved in the commercial real estate business in Central Texas. Parramore is in the business of publishing and selling the Flick Report, a bi-monthly Central Texas commercial real estate trade journal.

   Under the terms of the Stock Purchase Agreement for Sendero, the Company paid a total of $629,748 at the closing, $223,058 of which was in cash and $406,690 of which was in the form of a subordinated convertible note ("Sendero Note"). The Sendero Note bears interest at 7% per annum payable monthly, matures in August 2003, and can only be converted into common stock of the Company if the Company defaults under the terms of the Sendero Note. During the period in which a default under the terms of the Sendero Note has not been cured, the number of shares of the Company's common stock issuable upon such a conversion shall equal (i) the outstanding balance of the principal and accrued interest of the Sendero Note at the time of conversion, divided by (ii) the average of the closing prices of a share of the Company's common stock on the Nasdaq National Market for thirty consecutive trading days ending on the trading day immediately preceding the day of the default event.

   Under the terms of the Stock Purchase Agreement for Parramore, the Company paid a total of $980,560 at the closing, $347,316 of which was in cash and $633,244 of which was in the form of a subordinated convertible note ("Parramore Note"). The Parramore Note bears interest at 7% per annum payable monthly, matures in August 2003, and can only be converted into common stock of the Company if the Company defaults under the terms of the Parramore Note. During the period in which a default under the terms of the Parramore Note has not been cured, the number of shares of the Company's common stock issuable upon such a conversion shall equal (i) the outstanding balance of the principal and accrued interest of the Parramore Note at the time of conversion, divided by (ii) the average of the closing prices of a share of the Company's common stock on the Nasdaq National Market for thirty consecutive trading days ending on the trading day immediately preceding the day of the default event.

   Under the terms of the Asset Purchase Agreement for ARA-D/FW, Inc., the Company paid a total of $889,692 (plus the assumption of certain liabilities not to exceed $100,000) at the closing, $272,626 of which was in cash and $617,066 of which was in the form of two subordinated convertible notes ("Notes") in the amounts of $497,066 and $120,000. The note in the amount of $497,066 bears interest at 8% per annum payable monthly, requires semi-annual installments of principal of $62,133, and matures in August 2003. The note in the amount of

$120,000 bears interest at 8% per annum and is due in two equal payments of principal plus accrued interest in February 2000 and August 2000. The Notes can only be converted into common stock of the Company if the Company defaults under the terms of the Notes. During the period in which a default under the terms of the Notes has not been cured, the number of shares of the Company's common stock issuable upon such a conversion shall equal (i) the outstanding balance of the principal and accrued interest of the Notes at the time of conversion, divided by (ii) the average of the closing prices of a share of the Company's common stock on the Nasdaq National Market for thirty consecutive trading days ending on the trading day immediately preceding the day of the default event.

   The total purchase price of $2,749,000, including acquisition costs of $121,000 assumption of deferred subscription revenue of $67,000 plus assumption of other liabilities of $61,000 was allocated, based upon management's best estimate of expected future results of the acquired assets, as follows:


                Current assets               $  164,000
                Furniture and equipment          30,000
                Other assets                      3,000
                Intangible assets             2,552,000
                                             ----------
                                             $2,749,000
                                             ==========

   The intangible assets are being amortized over estimated useful lives ranging from three to five years.

   On November 3, 1999, the Company and CoStar Group, Inc. entered into a definitive agreement for a strategic business combination between COMPS.COM and CoStar which will be effected by the merger of COMPS.COM into a wholly owned subsidiary of CoStar. The merger agreement provides that each holder of a share of COMPS.COM common stock may elect to receive either $7.50 in cash or 0.31496 shares of CoStar common stock, but these elections will be adjusted so that 50.1% of the COMPS.COM shares receive CoStar common stock and 49.9% of the COMPS.COM shares receive cash. The merger agreement allows COMPS.COM to consider unsolicited acquisition proposals and may be terminated in the event COMPS.COM accepts a superior proposal and pays CoStar a fee.


   OVERVIEW

   In January 1982, we first began providing sales information on commercial properties in San Diego County. From 1982 through 1985, we expanded our coverage throughout Southern California to Orange, Riverside, San Bernardino and Los Angeles counties and to Phoenix and Tucson, Arizona. We continued our geographic expansion from 1987 through 1992 with coverage of Northern California, Las Vegas and Seattle. During the period from June 1994 through September 1999, we further broadened our geographic reach to cover additional key markets including Washington D.C., New York, Chicago, Boston, Atlanta, Denver, Baltimore, Dallas/Fort Worth, Miami, Austin, Portland, Philadelphia, Newark, San Antonio, Detroit, Cincinnati and St. Louis. This expansion was driven by both internal growth and acquisitions.

   We originally offered paper-based commercial real estate transaction information. In 1986, we introduced our CallCOMPS service, which permitted customers to call in and obtain sales transaction information, and, in 1990, we introduced a DOS-based subscription product. Through 1996, the majority of our revenues continued to come from print subscriptions. In October 1996, we began to offer our services on CD-ROM, allowing for the computerized manipulation of data to provide more customized reports. During 1997, we discontinued almost all of our print subscriptions and converted our customers to our CD-ROM services. As a result, we provided a larger provision for cancellations in 1997 than in 1996. In 1998, our provision for cancellations was reduced to a level that was more in line with our historical experience. Most recently, in January 1998, we began to offer our information services on the Internet. This has allowed our customers to receive updated commercial real estate transaction information more frequently and analyze the data more quickly and easily. Delivery of our information on the Internet and other electronic media has provided additional value to customers, resulting in increased revenues from subscriptions and one-time, fee-based transactions. For the nine month period ended September 30, 1999, approximately 31% of revenues were a result of services and products ordered or delivered on the Internet as compared to approximately 7% in the same period of 1998. In addition, for the nine month period ended September 30, 1999 approximately 10% of revenues were derived from Internet-related transactions such as file transfer protocol (FTP) downloading, resulting in total Internet-related revenues of 41% of net revenues for the first nine months of 1999. We expect this percentage to increase as more of our customers transition to using our services and products on the Internet.

   In November 1998, we acquired the assets of REALBID, LLC, a real estate marketing services company that supports commercial real estate transactions on the Internet. In June 1999, we acquired the assets of Inside Prospects of California, a company that provides tenant database services in Southern California. In August 1999, we acquired 1) the assets of The Baca Information Group, a company that provides real estate information services in Houston, Texas, 2) all of the outstanding stock of Sendero, 3) all of the outstanding stock of Parramore, and 4) all of the assets pertaining to the CBN operations of ARA-D/FW, Inc. Sendero entered into a joint venture with ARA-D/FW to operate CBN. CBN is a comprehensive, internet-delivered, interactive, commercial real estate research and listings service subscribed to by members involved in the commercial real estate business in Central Texas. Parramore is in the business of publishing and selling the Flick Report, a bi-monthly Central Texas commercial real estate trade journal.

   The purchase price of these acquisitions totaled approximately
$10,577,000 of which $10,177,000 was allocated to intangible assets that are being amortized over their estimated useful lives, ranging from three to five years.

   In the first nine months of 1999, we amortized $864,000 relating to these intangible assets. We currently expect to amortize the following amounts relating to the intangible assets of these acquisitions in the future: the remainder of 1999--$576,000; 2000-- $2,307,000; 2001--$2,169,000; 2002--
$1,895,000; 2003--$1,631,000; 2004--$617,000.

   Substantially all of our revenues have been derived from licensing our sales comparable information, either on a subscription or a per use basis, both offline and, to a lesser extent, on the Internet. In the first nine months of 1999, approximately 73% of our information licensing revenue was derived from subscription contracts and approximately 27% was derived from fees paid on a per use basis. The subscription licenses range from one to three years and generally renew automatically for successive one-year terms. Many of the license rates increase at the time of renewal. Subscribers pay contract license fees on an annual, semi-annual, quarterly or monthly basis in advance of their license term. We recognize this revenue on a straight line basis over the life of the contract. Accordingly, contract license fees which are invoiced from a new contract or upon contract renewal result in deferred revenue.

   Since our November 1998 acquisition of REALBID, LLC, we have also begun to derive revenues from our transaction support products. In the first nine months of 1999, these revenues totaled approximately $112,000. We derive all of our transaction support product revenues from the delivery of products on the Internet. We recognize these revenues as products are provided.

   If our recently announced proposed merger with CoStar Group, Inc. (the "CoStar Merger") is not able to be completed, in order to expand our operations, we anticipate incurring additional expenses to:

   .     implement new Internet-related products;
   .     develop new databases;
   .     continue the integration of our REALBID products with our database;
   .     further automate our data collection process;
   .     acquire other companies; and
   .     integrate acquired databases into our standardized format.

    If the Costar Merger is not completed, we also intend to hire additional programmers and research employees as needed to implement our product development efforts and to continue to expand our database of commercial real estate. In addition, we intend to further expand our sales force and marketing team to develop new and existing strategic relationships and strengthen our brand name as we enter new markets. Lastly, we anticipate incurring additional costs related to being a public company, including directors' and officers' liability insurance, investor relation programs and professional service fees. As a result of these expenditures and other related factors, we expect to continue to incur losses for the foreseeable future.

   We have incurred significant net losses since our inception. As of September 30, 1999, we had an accumulated deficit of $18.8 million. Also, in connection with the grant of 744,200 stock options to employees from February through November 1998, we recorded deferred compensation of approximately $4.7 million for the year ended December 31, 1998, representing the difference between the fair value of our common stock for accounting purposes and the exercise price of such options at the date of grant. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options, which is generally five years. In the first nine months of 1999, we recorded $765,000 in stock-based compensation expense related to these stock options and expect to record the following amounts in the future: the remainder of 1999--$256,000; 2000--$1,025,000; 2001--$1,025,000; 2002--$928,000; and
2003--$356,000.

RESULTS OF OPERATIONS

   The following table sets forth certain statement of operations data expressed as a percentage of net revenues for the periods indicated:

                                                       THREE MONTHS                                  NINE MONTHS
                                                           ENDED                                        ENDED
                                                        SEPTEMBER 30,                                SEPTEMBER 30,
                                           ----------------------------------------     --------------------------------------
                                                 1999                   1998                   1999                 1998
                                           -----------------     ------------------     ------------------     ---------------

Net revenues..........................                   100%                   100%                   100%                100%
Cost of revenues......................                    57%                    44%                    53%                 42%
                                           -----------------     ------------------     ------------------     ---------------
Gross profit..........................                    43%                    56%                    47%                 58%
Operating expenses:
 Selling and marketing................                    54%                    29%                    46%                 28%
 Product development and engineering..                    16%                    11%                    15%                  9%
 General and administrative...........                    39%                    20%                    36%                 21%
 Amortization of intangibles..........                    10%                     -                      7%                  1%
 Stock-based charges..................                     6%                     1%                     7%                  1%
                                           -----------------     ------------------     ------------------     ---------------
  Total operating expenses............                   125%                    61%                   111%                 60%
                                           -----------------     ------------------     ------------------     ---------------
Loss from operations..................                   (82)%                   (5)%                  (64)%                (2)%
Interest income (expense), net........                    10%                    (1)%                    4%                 (2)%
                                           -----------------     ------------------     ------------------     ---------------
Net loss..............................                   (72)%                   (6)%                  (60)%                (4)%
                                           =================     ==================     ==================     ===============


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

   NET REVENUES

   Our net revenues for the three months ended September 30, 1999 were $4.4 million, an increase of approximately $1.08 million or 32% from the same period in 1998. The increase was primarily due to an increase in subscriptions as a result of geographic expansion and further penetration of our existing markets, increased revenues from our Internet products, and the addition of revenues from recent acquisitions. We had no customer that accounted for more than 10% of our net revenues in the three months ended September 30, 1999 or 1998.

   COST OF REVENUES

   Cost of revenues consists of compensation and benefits for research personnel and research supplies. Our cost of revenues for the quarter ended September 30, 1999 was $2.5 million, an increase of approximately $1.05 million or 72% from the same period in 1998. Payroll and related costs contributed to approximately 64% of the dollar increase in the third quarter of 1999 as compared to the third quarter of 1998. The increase in dollar amount was also due to an increase in sales transaction volume, geographic expansion and the hiring of additional research employees. Cost of revenues as a percentage of net revenues increased to 57% for the quarter ended September 30, 1999 from 44% for the quarter ended September 30, 1998. The percentage increase was due to hiring of additional personnel for expansion into new markets.


   SELLING AND MARKETING EXPENSES

   Selling and marketing expenses consist of compensation and benefits for sales and marketing personnel, as well as sales commissions to our direct sales force. Our selling and marketing expenses for the three months ended September 30, 1999 were $2.4 million, an increase of approximately $1.43 million or 146% from the same period in 1998. Approximately 56% of the dollar increase was attributable to salaries and wages for additional sales and marketing employees and 15% was attributable to promotion and marketing expense. As a percentage of net revenues, such expenses increased to 54% for the quarter ended September 30, 1999 from 29% for the quarter ended September 30, 1998. The percentage increase in 1999 was primarily due to salaries and wages for additional sales and marketing employees.

   PRODUCT DEVELOPMENT AND ENGINEERING EXPENSES

   Product development and engineering expenses consist primarily of compensation and benefits for software engineers and quality assurance personnel and expenses for contract programmers and developers. Our product development and engineering expenses for the three months ended September 30, 1999 were $710,000, an increase of approximately $315,000 or 80% from the same period in 1998. As a percentage of net revenues, product development and engineering expenses increased to 16% for the quarter ended September 30, 1999 from 12% for the quarter ended September 30, 1998. The dollar and percentage increases were primarily due to the hiring of additional software engineers and quality assurance personnel for development of new Internet-related products.

   GENERAL AND ADMINISTRATIVE EXPENSES

   General and administrative expenses consist primarily of compensation and benefits for finance and administrative personnel, professional fees, insurance expenses and charges relating to merchant credit card fees and bad debts. Our general and administrative expenses for the quarter ended September 30, 1999 were $1.7 million, an increase of approximately $1.07 million or 160% from the same period in 1998. This dollar increase in general and administrative expenses was due to the hiring of additional personnel, an increase in legal and accounting expenses related to acquisition activity, and an increase in expenses relating to additional office space. As a percentage of net revenues, such expenses increased to 39% for the quarter ended September 30, 1999 from 20% for the quarter ended September 30, 1998. The increases in dollar expenses and expenses as a percentage of net revenues were primarily due to increases in payroll expense and professional fees.

   AMORTIZATION OF INTANGIBLE ASSETS

   Amortization of intangible assets consists of amortization expense related to subscription contracts, databases, customer lists and goodwill of acquired companies or operations. Amortization of intangible assets increased $464,000 in the quarter ended September 30, 1999 compared to the same period in 1998.
The increase is primarily due to amortization of the intangible assets of REALBID acquired in November 1998 and Inside Prospects of California acquired in June 1999.

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

   Interest Income (Expense), Net

   Interest income (expense), net consists primarily of interest income earned on investments from the proceeds from our initial public offering offset by interest expense on our debt. Total interest income (expense), net for the three months ended September 30, 1999 was $472,000, an increase of approximately $510,000 from the same period in 1998. The increase in interest income (expense), net was primarily due to interest earned on proceeds from our initial public offering.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

   Net Revenues

   Our net revenues for the nine months ended September 30, 1999 were $11.8 million, an increase of approximately $2.1 million or 22% from the same period in 1998. The increase was primarily due to an increase in subscriptions as a result of geographic expansion and further penetration of our existing markets and increased revenues from our Internet products, and the addition of revenues from recent acquisitions. We had no customer that accounted for more than 10% of our net revenues in the nine months ended September 30, 1999 or 1998.

   COST OF REVENUES

   Cost of revenues consists of compensation and benefits for research personnel and research supplies. Our cost of revenues for the nine months ended September 30, 1999 was $6.2 million, an increase of approximately $2.18 million or 54% from the same period in 1998. Payroll and related costs contributed to approximately 66% of the dollar increase in the nine months ended September 30, 1999 as compared to the same period of 1998. The increase in dollar amount was due to an increase in sales transaction volume, geographic expansion and the hiring of additional research employees. Cost of revenues as a percentage of net revenues increased to 53% for the nine months ended September 30, 1999 from 42% for the nine months ended September 30, 1998. The percentage increase was due to hiring of additional personnel for expansion into new markets.

   SELLING AND MARKETING EXPENSES

   Selling and marketing expenses consist of compensation and benefits for sales and marketing personnel, as well as sales commissions to our direct sales force. Our selling and marketing expenses for the nine months ended September 30, 1999 were $5.4 million, an increase of approximately $2.6 million or 93% from the same period in 1998. Approximately 62% of the dollar increase was attributable to salaries and wages for additional sales and marketing employees, and 10% was attributable to promotion and marketing expense. As a percentage of net revenues, such expenses increased to 46% for the nine months ended September 30, 1999 from 29% for the nine months ended September 30, 1998. The percentage increase in 1999 was primarily due to salaries and wages for additional sales and marketing employees.

   PRODUCT DEVELOPMENT AND ENGINEERING EXPENSES

   Product development and engineering expenses consist primarily of compensation and benefits for software engineers and quality assurance personnel and expenses for contract programmers and developers. Our product development and engineering expenses for the nine months ended September 30, 1999 were $1.7 million, an increase of approximately $800,000 or 86% from the same period in 1998. As a percentage of net revenues, product development and engineering expenses increased to 15% for the nine months ended September 30, 1999 from 10% for the nine months ended September 30, 1998. The dollar and percentage increases were primarily due to the hiring of additional software engineers and quality assurance personnel for development of new Internet-related products.

   GENERAL AND ADMINISTRATIVE EXPENSES

   General and administrative expenses consist primarily of compensation and benefits for finance and administrative personnel, professional fees, insurance expenses and charges relating to merchant credit card fees and bad debts. Our general and administrative expenses for the nine months ended September 30, 1999 were $4.3 million, an increase of approximately $2.28 million or 112% from the same period in 1998. This dollar increase in general and administrative expenses was due to the hiring of additional personnel, an increase in legal and accounting expenses related to acquisition activity, and an increase in expenses relating to additional office space. As a percentage of net revenues, such expenses increased to 36% for the nine months ended September 30, 1999 from 21% for the nine months ended September 30, 1998. The increases in dollar expenses and expenses as a percentage of net revenues were primarily due to increases in payroll expense and professional fees.

   AMORTIZATION OF INTANGIBLE ASSETS

   Amortization of intangible assets consists of amortization expense related to subscription contracts, databases, customer lists and goodwill of acquired companies or operations. Amortization of intangible assets increased $792,000 in the nine months ended September 30, 1999 compared to the same period in 1998. The increase is primarily due to amortization of the intangible assets of REALBID and Inside Prospects of California.

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

   INTEREST INCOME (EXPENSE), NET

   Interest income (expense), net consists primarily of interest income earned on investments from the proceeds from the initial public offering offset by interest expense on our debt. Total interest income (expense), net for the nine months ended September 30, 1999 was $468,000, an increase of $661,000 from the same period in 1998. The increase in interest income (expense), net was primarily due to interest earned on proceeds from the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

   Since our inception, we have financed our operations primarily through the private placement of equity securities, borrowing arrangements and cash flow from operations. In May 1999, we completed the sale of 4,500,000 shares of common stock priced at $15.00 per share for an aggregate offering price of $67.5 million in an initial public offering. As of September 30, 1999, we had approximately $51.6 million in cash, cash equivalents and marketable securities, an increase of approximately $51.2 million from $378,000 at December 31, 1998. The increase was attributable to the proceeds of the offering, after deducting underwriting fees and offering expenses.

   For the nine months ended September 30, 1999, net cash used in operating activities was $5.4 million compared to net cash provided by operating
activities of $676,000 for the same period in 1998.   Net cash used in operating
activities consisted mostly of loss from operations, increases in prepaid expenses, deposits and other assets and accounts receivable, partially offset by increases in accounts payable, accrued liabilities and non cash charges such as depreciation and amortization, compensation expense related to stock options, interest expense related to warrants, provision for bad debts and imputed interest on notes payable.

   Net cash used in investing activities was $24.7 million for the nine months ended September 30, 1999 and $786,000 for the same period in 1998. In 1998, our investing activities consisted mostly of capital expenditures for computer
equipment and furniture.   In 1999, our investing activities included capital
expenditures of $1.6 million, investment in marketable securities of $19.8 million, and the acquisition of the Real Estate Transaction Journal, AOBR, Inc., Inside Prospects of California, The Baca Information Group, Sendero Investments, Inc., Parramore, Inc., and ARA-D/FW, Inc. for an aggregate of $3.2 million.

   Net cash provided by financing activities was $61.5 million for the nine months ended September 30, 1999 and $711,000 for the same period in 1998. In 1998, net cash provided by financing activities resulted primarily from the
private placement of equity securities.   Net cash provided by financing
activities in 1999 resulted almost entirely from the net proceeds relating to
our initial public offering.   In April 1999, we entered into a $3.0 million
loan agreement with Silicon Valley Bank. This agreement provided $3.0 million for working capital. Borrowings under this agreement were repaid on the closing of our initial public offering. In connection with this loan, we issued warrants exercisable for 14,670 shares of common stock with an exercise price of $6.82 per share. The warrants expire in April 2006.

   Our capital requirements depend on numerous factors, including our geographic and product expansions, investments in our Web site and other factors. We have experienced a substantial increase in our capital expenditures and operating expenses since our inception consistent with our growth in operations and staffing, and anticipate that this trend will continue for the foreseeable future. As of September 30, 1999, our capital commitments for the next twelve months included approximately $1,192,000 for operating leases,
$22,000 in capital leases and $1,040,000 for current debt.   We had no material
commitments for capital expenditures at September 30, 1999, but we expect such expenditures to be at least $1.0 million through the remainder of 1999. Such expenditures will be primarily for computer equipment, furniture and fixtures
and leasehold improvements.   We expect our expenses to continue to increase as
we continue to evaluate possible strategic acquisitions, products and technologies, expand our sales and marketing programs and conduct aggressive brand promotions. Selling and marketing expenses and research and development expenses are expected to increase in 1999 as a percentage of net revenues.

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

   In February 1999, we entered into an additional $1.8 million loan agreement with Venture Lending & Leasing, Inc. This agreement permits the use of funds for either fixed asset acquisition or working capital. Under this loan agreement, borrowings for fixed assets acquisition are due 48 months from the date of disbursement and borrowings for working capital are due 36 months from the date of disbursement. This loan agreement requires payment of 8.75% interest during the term and a one-time 15% interest balloon payment upon completion of the term. The notes issued under this loan agreement are secured by either all of our fixed assets or all of our business assets. In connection with this loan agreement, we issued a warrant to Venture Lending & Leasing, Inc. exercisable for 25,773 shares of common stock at an exercise price of $8.73 per share. The warrant was valued at $215,720. This amount will be amortized to interest expense over the debt service period. The warrant may be exercised in whole or in part at any time. The warrant expires in February 2008. At September 30, 1999, $1.8 million was available under this loan agreement. This loan agreement expires on March 31, 2000.

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

   STATE OF READINESS. We have made an assessment of the year 2000 readiness of our information technology systems, including the hardware and software that operate our Web site and our non-information technology systems. We have completed a year 2000 simulation to test our information technology systems' readiness. Based on the results of our year 2000 simulation test, we have revised our proprietary software as necessary to improve our year 2000 compliance. We believe that substantially all of our applications, databases and infrastructure are year 2000 compliant. We have been informed by many of our vendors of material hardware and software components of our information technology systems that substantially all of the products we use are currently year 2000 compliant. We have received assurances from substantially all vendors of the material hardware and software components of our information technology systems that these components are year 2000 compliant. We are currently assessing our material non-information technology systems and have received assurances of year 2000 compliance from all critical providers of these systems. Until such testing is complete and all such vendors and providers have furnished us their assurances of year 2000 compliance, we will not be able to completely evaluate whether our information technology systems or non-information technology systems will need to be revised or replaced. If our efforts to address year 2000 risks are not successful, or if suppliers or other third parties with whom we conduct business do not successfully address such risks, it could have a material adverse effect on our business.

   COSTS. As of September 30, 1999, we have upgraded or replaced approximately $390,000 in capital equipment and software in order to achieve year 2000 compliance. We anticipate spending an additional $20,000 to complete remaining upgrades and replacements. These costs have been included in our operating capital budget. We have spent $175,000 with an outside consultant to review our year 2000 project plans and assist with formalizing our contingency plans. These plans will continually be reviewed and updated through the fourth quarter of 1999.

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

   WE MAY NOT ACHIEVE FUTURE PROFITABILITY DUE TO CONTINUED OPERATING LOSSES
AND NEGATIVE CASH FLOWS. We have incurred significant net losses since our inception. As of September 30, 1999, we had an accumulated deficit of $18.8 million. We have incurred substantial costs to expand into new markets, develop new products and create, introduce and enhance our Web site. We expect operating losses and negative cash flows to continue for the foreseeable future as we continue to incur significant expenses. As a result, we will need to generate significant revenues to achieve profitability. Even if we do become profitable, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted in response to slower revenue growth, our business will be materially adversely affected. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements for detailed information related to our uncertain profitability.

   WE HAVE ONLY BEEN OPERATING ON THE INTERNET SINCE 1998 AND CANNOT ASSURE
YOU THAT OUR INTERNET PRODUCTS WILL ACHIEVE MARKET ACCEPTANCE. We only recently began offering our services on the Internet. During the first nine months of 1999, approximately 31% of revenues were a result of services and products ordered or delivered on the Internet. In addition, for the nine months ended September 30, 1999, approximately 10% of revenues were derived from Internet-related transactions such as file transfer protocol (FTP) downloading, resulting in total Internet-related revenues of 41% of net revenues for the first nine
months of 1999.   We intend to continue to increase our reliance on the Internet for delivery of our services and products. As a result, our future profitability will increasingly rely upon the use of our information services and transaction support products on the Internet. Our ability to obtain market acceptance for our Internet products will depend on the following factors:

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

   THERE IS NO ASSURANCE THAT RECENTLY ANNOUNCED MERGER WILL BE COMPLETED. On November 4, 1999, we announced the proposed merger with CoStar Group, Inc. The proposed merger with CoStar Group, Inc. is subject to the satisfaction of a number of conditions, including without limitation, stockholder and regulatory approval, the effectiveness of a Registration Statement, the accuracy of representations and warranties, and the meeting of certain conditions and covenants of both parties at the respective closings. In addition, the merger agreement permits us to consider unsolicited acquisitions proposals and we may terminate the merger agreement in the event we accept a superior proposal and pay CoStar Group, Inc. a fee. There can be no assurance that all of the conditions to the obligations of the parties under the merger agreement will be satisfied, that the merger agreement will not be terminated or that the merger or any other merger will be consummated.

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

   IF WE DO NOT EXPAND OUR GEOGRAPHIC COVERAGE, OUR SERVICES AND PRODUCTS
COULD BECOME LESS DESIRABLE. We believe our success is highly dependent on our ability to increase the geographic coverage of our database. Currently our proprietary database contains comprehensive sales comparable records in 45 of the 74 largest markets in the U.S. If we are not able to expand the geographic coverage of our database into other markets, our business could be materially adversely affected. We also plan to expand into selected international markets. We expect this geographic expansion effort to impose additional burdens on our research, sales and administrative resources.

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

   IF WE FAIL TO BE YEAR 2000 COMPLIANT, IT COULD HARM OUR BUSINESS. We have not fully completed tests to assure that our information technology systems will function properly in the year 2000. Our computer systems and software programs may need to be upgraded in order to comply with year 2000 requirements, or we risk system failure or miscalculations causing disruptions of normal business activities. We estimate expenses to achieve year 2000 readiness will be $410,000, $390,000 of which was expended prior to September 30, 1999. Until our testing is complete, we will not be able to completely evaluate whether our information technology systems or non-information technology systems will need to be revised or replaced. If our efforts to address year 2000 risks are not successful, or if suppliers or other third parties with whom we conduct business do not successfully address such risks, it could have a material adverse effect on our business. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of the Year 2000" for detailed information on our state of readiness, potential risks and contingency plans regarding the year 2000 issue.

   IF WE DO NOT EFFECTIVELY MANAGE OUR GROWTH, IT COULD HAVE A MATERIAL
ADVERSE EFFECT ON OUR BUSINESS. We have experienced growth in our business, which we expect to continue. Such growth has placed, and will continue to place, a significant strain on our management systems and resources. We will also need to continue to improve our operational and financial systems and managerial controls and procedures. We will need to continue to expand, train and manage our workforce. We expect that our workforce will continue to increase for the foreseeable future. We will have to maintain close coordination among our technical, accounting, finance, marketing, sales and research departments. If we fail to effectively manage our growth and address the above concerns, it could have a material adverse effect on our business. If we do not successfully integrate acquired businesses with our business, it could have a material adverse effect on our business. Since October 1993, we have acquired eleven businesses and three product lines. We may not be able to integrate our recent or any future acquisitions successfully with our existing operations without substantial costs, delays or other problems. As we integrate acquired businesses or product lines, we could have difficulty in assimilating personnel and operations. In addition, the key personnel of acquired companies may decide not to work for us. We could also have difficulty in assimilating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially adversely affect our results of operations due to accounting requirements such as amortization of goodwill or other purchased intangibles.

   IF WE ACQUIRE OTHER COMPANIES BY ISSUING EQUITY SECURITIES, YOU MAY EXPERIENCE DILUTION OF YOUR EQUITY INTEREST. We may acquire other companies by issuing equity securities. As a result, you may experience dilution of your ownership interest and the newly issued securities may have rights superior to those of the common stock.

   IF WE ARE UNABLE TO RETAIN KEY PERSONNEL OR ATTRACT NEW PERSONNEL, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. The loss of the services of any of our key personnel or our inability to successfully attract and retain qualified personnel in the future would have a material adverse effect on our business. Our future success depends on the continued service of our key personnel including Christopher A. Crane, our President and Chief Executive Officer, Emmett R. De Moss, our Vice President and the Chairman of our REALBID division, Karen Goodrum, our Vice President of Finance and Administration, Chief Financial Officer and Secretary, Walter W. Papciak, our Executive Vice President of Sales, Marketing and Production, and Michael Arabe, our Senior Vice President of Sales. On November 8, 1999, Messrs. DeMoss and Papciak terminated their employment with us. Mr. Crane is the only key person for whom we maintain life insurance. The policy on Mr. Crane has a face value of $2,000,000. Our future success also depends on our ability to attract, retain, integrate and motivate highly skilled researchers and other employees. Competition for researchers and other employees in our industry is intense, particularly in the San Diego area, where our headquarters are located.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  None
     (b)  None
     (c) During the nine month period ended September 30, 1999, we issued the following unregistered securities:

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

     The amount of expenses incurred for the Company's account in connection with the Offering are as follows:

        Underwriting discounts and commissions       $  4,725,000
        Other expenses                                  1,503,000
                                                     ------------
        Total offering expenses                      $  6,228,000
                                                     ============

   The net proceeds of the offering to us, after deducting the foregoing expenses, were $61,272,000. From the effective date of the Registration Statement through September 30, 1999, the net proceeds have been used for the following purposes:

        Capital expenditures                         $  1,623,000
        Repayment of indebtedness                       3,687,000
        Acquisition of other business (including
        transaction costs)                              3,202,000
                                                     ------------
        Total net proceeds used through
        September 30, 1999                              8,512,000
        Amount remaining to be used                    52,760,000
                                                     ------------
                                                     $ 61,272,000
                                                     ============

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

      None

ITEM 5.  OTHER INFORMATION

      None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

2.1 (1)   Inside Prospects Acquisition Agreement (Exhibit 2.1)
2.2 (2)   Sendero, Parramore, ARA-D/FW Acquisition Agreements (Exhibit 2.1,
          Exhibit 2.2, and Exhibit 2.3)
3.1 (3)   Second Restated Certificate of Incorporation (Exhibit 3.2)
3.2 (3)   Restated Bylaws (Exhibit 3.4)

27.1   Financial Data Schedule


     _______________________

(1) Filed as an exhibit (as the exhibit number set forth above in parenthesis) to Registrant's report on Form 8-K filed with the SEC on June 30, 1999.
(2) Filed as an exhibit (as the exhibit number set forth above in parenthesis) to Registrant's report on Form 8-K filed with the SEC on September 13, 1999.
(3) Filed as an exhibit (as the exhibit number set forth above in parenthesis) to Registrant's Registration Statement on Form S-1 (333-72901), as amended, and incorporated herein by reference.



(b)  Reports on Form 8-K

   A report on Form 8-K dated June 16, 1999 was filed with the SEC on June 30, 1999 reporting, under Item 2, the acquisition of substantially all of the assets of Inside Prospects of California by the Company. No financial statements were included in that report. The Company filed an amendment to the Form 8-K incorporating the required financial statements on August 27, 1999.

   A report on Form 8-K dated August 27, 1999 was filed with the SEC on September 13, 1999 reporting, under Item 2, the acquisition of 1) all of the outstanding stock of Sendero Investments, Inc., a Texas corporation, 2) all of the outstanding stock of Parramore, Inc., a Texas corporation, and 3) substantially all of the assets pertaining to the operations of the Commercial Brokers Network business of ARA-D/FW, Inc., a Texas corporation. No financial statements were included in that report. The Company filed an amendment to the Form 8-K incorporating the required financial statements on November 10, 1999, within the time period prescribed by the Securities Exchange Act of 1934 and its related rules and regulations.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 1999

                              COMPS.COM, Inc.
                              (Registrant)

                              /s/ Karen Goodrum
                              -----------------
                              (Karen Goodrum)
                              Vice President, Chief Financial Officer
                              (Principal Financial and Accounting Officer)